Form 10-K/A
period 2020-12-31
Recharge Acquisition Corp.
filed 2021-06-30
CIK 1817786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-39578

Recharge Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-1873676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Main Street, Suite 201 Sarasota, FL	34236
(Address of principal executive offices)	(Zip Code)

(937) 610-4057

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and One-half of one redeemable warrant	RCHGU	The Nasdaq Capital Market

Class A common stock, par value $0.0001 per share	RCHG	The Nasdaq Capital Market

Redeemable warrants	RCHGW	The Nasdaq Capital Market

Securities registered pursuant to section 12(g) of the Act:

N/A
(Title of class)

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

EXPLANATORY NOTE

Recharge Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 25, 2021, or the Original Filing, to restate our financial statements as of and for the year ended December 31, 2020. We are also restating the financial statement as of October 5, 2020 in the accompanying financial statements included in this Annual Report (collectively, the “Original Financial Statements”).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on May 17, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The Company has not amended its Current Report on Form 8-K filed on October 9, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the following errors identified in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement errors on our financial statements).

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

Items Amended In This Amendment

For the convenience of the reader, this Annual Report Form 10-K/A sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 25, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

The Company is also filing a Consent of Independent Registered Public Accounting Firm as Exhibit 23.1 and currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 32.1 to this Amendment.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report on Form 10-K/A may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

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

Unless otherwise stated in this annual report, or the context otherwise requires, references to:

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“founder shares” are to shares of our Class B common stock held by our initial stockholders prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

•	“management” or our “management team” are to our officers and directors;

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our private placement warrants or executive officers or directors (or permitted transferees);

•	“sponsor” are to SKG Sponsor LLC, a Delaware limited liability company; Mr. Soin, our Chairman, is the managing member of our sponsor;

•	“trust account” are to the trust account in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, into which we deposited certain proceeds from our initial public offering and the sale of the private placement warrants;

•	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchaser of the private placement warrants or its permitted transferees; and

•	“we,” “us,” “Company” or “our company” are to Recharge Acquisition Corp.

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

1

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team consists of:

•	Anthony Kenney, our Chief Executive Officer and a director, who previously worked for MPC for the past 43 years and recently retired as President of its Speedway division, which he led since 2005; and

•	Michael Gearhardt, our Chief Financial Officer, who has significant public company management experience having served as Executive Vice President, Chief Financial Officer of MTCT, Inc.

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

Business strategy

We are seeking our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from their operational, marketing and finance expertise. Our selection process will leverage Mr. Kenney’s broad and deep relationship network, unique industry experience and deal sourcing capabilities to access a wide spectrum of opportunities. This network has been developed over the past 20 years in executive positions at MPC and while managing Speedway to industry leading success. We believe that our management team will identify a business combination that will benefit from their experience, including their:

•	Long history of sourcing, structuring, acquiring, operating, developing, growing and financing businesses;

•	Significant integration experience implementing new technologies and systems to drive value and standardization;

•	Strong marketing and capital allocation decision-making to establish and maintain premium brand; and

•	Sound understanding of public company performance requirements and ability to guide private-to-public process.

2

Acquisition criteria

Our acquisition strategy will leverage Mr. Kenney’s network of long-standing relationships and industry contacts as well as inbound opportunities to source a business combination. Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. If the business we seek to acquire is directly in the retail convenience store channel, we will seek the following attributes:

•	Well established market presence with recognizable brand and reputation for quality service;

•	Platform with sufficient scale and geographic concentration from which to expand through acquisitions;

•	Generates stable free cash flow or has the potential to do so near term;

•	Generates returns well in excess of the cost of capital;

•	Easily identified cost savings that can be realized near term;

•	Modest capital requirements to refurbish locations to quality standards;

•	Can benefit from new technologies and systems to meaningfully enhance financial performance;

•	Quality management and personnel with ability to contribute to growth strategy; and

•	Would benefit from being publicly traded and having access to incremental growth capital.

•	Possesses a preponderance of convenience and fuel store locations that are well situated and in good condition; and

•	Portfolio of stores with sufficient scale to expand product offerings and maximize gross profit.

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

3

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

4

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
•	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
•	file proxy materials with the SEC.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
•	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
•	Our public stockholders may not be afforded an opportunity to vote on our initial proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
•	If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
•	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•	Our sponsor contributed $25,000, or approximately $0.004 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.

•	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.
•	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
•	Our independent registered public accounting firm’s issuing a report containing an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
•	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
•	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
•	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
•	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
•	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers or their affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of a proposed business combination and reduce the public “float” of our securities.
•	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
•	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets.
•	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
•	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.
•	You will not be entitled to protections normally afforded to investors of many other blank check companies.
•	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

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

Restatement of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from July 7, 2020 (inception) through December 31, 2020, we had a net loss of $18,897,292, which consists of operating costs of $585,015, change in fair value of the warrant liability of $18,347,920, and an unrealized loss on marketable securities held in our Trust Account of $2,627, offset by interest earned on marketable securities held in the Trust Account of $38,270.

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

For the period from July 7, 2020 (inception) through December 31, 2020, cash used in operating activities was $241,974. Net loss of $18,897,292 was affected by a non-cash charge derived the change in fair value of the warrant liability of $18,347,920, transaction costs associated with IPO of $345,956, interest earned on marketable securities held in the Trust Account of $38,270, an unrealized loss on marketable securities held in our Trust Account $2,627 and changes in operating assets and liabilities, which used $2,915 of cash from operating activities.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that a material weakness exists within our internal controls, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, and that our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 17, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period ended December 31, 2020 and as of October 5, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to our Consolidated Financial Statements. In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

As of the date of this annual report, our directors and officers are as follows:

Name	Age	Position
Rajesh Soin	74	Chairman
Anthony Kenney	67	Chief Executive Officer and Director
Michael Gearhardt	66	Chief Financial Officer
Mitchell Steenrod	54	Director
Donald Graber	78	Director
John Bachman	66	Director

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock
SKG Sponsor LLC (3)	5,010,000	20.0%
Rajesh Soin (3)	5,010,000	20.0%
Anthony Kenney (3)	—	—
Michael Gearhardt (3)	—	—
Mitchell Steenrod (3)	10,000	*
Donald Graber (3)	15,000	*
John Bachman (3)	—	—
All executive officers and directors as a group (six individuals)	5,010,000	20.0%
Adage Capital Partners, L.P. (4)	1,950,000	9.7%
Glazer Capital, LLC (5)	1,195,787	6.0%

* Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1900 Main Street, Suite 201, Sarasota, FL 34236.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. The founder shares will convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.
(3)	Our sponsor is the record holder of such shares. Mr. Soin is the managing member of our sponsor, and as such, has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each of our officers and directors (or trusts for the benefit of their family members) holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	Based on a Schedule 13G jointly filed with the SEC on October 13, 2020 by Adage Capital Partners, L.P. (“ACP”) with respect to the shares of Class A common stock directly owned by it; Adage Capital Partners GP, L.L.C. (“ACPGP”), general partner of ACP, with respect to the shares of Class A common stock directly owned by ACP; Adage Capital Advisors, L.L.C. ("ACA"), managing member of ACPGP, with respect to the shares of Class A common stock directly owned by ACP; Robert Atchinson, managing member of ACA, with respect to the shares of Class A common stock directly owned by ACP; and Phillip Gross, managing member of ACA with respect to the shares of Class A common stock directly owned by ACP. ACP, ACPGP and ACA have shared voting and dispositive power over 1,950,000 shares of Class A common stock. ACP has the power to dispose of and the power to vote the shares of Class A common stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP's operations. Neither ACPGP nor ACA directly own any shares of Class A common stock. ACPGP and ACA may be deemed to beneficially own the shares owned by ACP. Messrs. Atchinson and Gross have shared voting and dispositive power over 1,950,000 shares of Class A common stock. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the shares of Class A common stock beneficially owned by ACP. Neither Mr. Atchinson nor Mr. Gross directly own any shares of Class A common stock. Each of Mr. Atchinson and Mr. Gross may be deemed to beneficially own the shares beneficially owned by ACP. The business address of each of ACP, ACPGP, ACA, Mr. Atchinson and Mr. Gross is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.
(5)	Based on a Schedule 13G jointly filed with the SEC on February 16, 2021 by Glazer Capital, LLC (“Glazer Capital”) and Paul J. Glazer with respect to shares of Class A common stock held by certain funds and managed accounts to which Glazer Capital serves as investment manager. Mr. Glazer serves as the managing member of Glazer Capital. The business address of each of Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, NY 10019.

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

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

ITEM 16. FORM 10-K/A SUMMARY

Not applicable.

RECHARGE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Recharge Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Recharge Acquisition Corp. (the “Company”) as of December 31, 2020, the related statement of operations, changes in stockholders’ equity, and cash flows for the period from July 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from July 7, 2020 (inception) through December 31, 2020, have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Marcum LLP ■ 10 Melville Park Road ■ Melville, New York 11747 ■ Phone 631.414.4000 ■ Fax 631.414.4001 ■ marcumllp.com

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum LLP

We have served as the Company’s auditor since 2020. Melville, NY

March 24, 2021 except for the effects of the restatement discussed in Notes 2 and 11, as to which the date is June 29, 2021

RECHARGE ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(AS RESTATED)

ASSETS
Current Assets
Cash	$1,305,305
Prepaid expenses	156,325
Total Current Assets	1,461,630

Cash and marketable securities held in Trust Account	202,439,643
TOTAL ASSETS	$203,901,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$153,410
Promissory note – related party	185,047
Total Current Liabilities	338,457

Warrant Liability	28,839,300
Deferred underwriting payable	7,014,000
Total Liabilities	36,191,757

Commitments

Class A common stock subject to possible redemption 16,109,853 shares at redemption value	162,709,513

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,930,147 issued and outstanding (excluding 16,109,853 shares subject to possible redemption)	393
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,010,000 shares issued and outstanding	501
Additional paid-in capital	23,896,401
Accumulated deficit	(18,897,292)
Total Stockholders’ Equity	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$203,901,273

The accompanying notes are an integral part of the financial statements.

RECHARGE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Formation and operating costs	$239,059
Loss from operations	(239,059)

Other loss:
Change in fair value of warrant liability	(18,347,920)
Transaction costs allowable to warrant liabilities	(345,956)
Interest earned on marketable securities held in Trust Account	38,270
Unrealized loss on marketable securities held in Trust Account	(2,627)
Other loss, net	(18,658,233)

Loss before provision for income taxes	(18,897,292)
Net loss	$(18,897,292)

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	17,946,270

Basic and diluted net loss per share, Class A Common stock subject to possible redemption	$—

Weighted average shares outstanding, basic and diluted	6,047,013

Basic and diluted net loss per common share	$(3.13)

The accompanying notes are an integral part of the financial statements.

RECHARGE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 7, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock	—	—	5,750,000	575	24,425	—	25,000

Sale of 20,040,000 Units, net of underwriting discounts	20,040,000	2,004	—	—	184,729,604	—	184,731,608

Sale of 7,762,000 Private Placement Warrants (cash proceeds in excess of fair value)	—	—	—	—	1,850,200	—	1,850,200

Forfeiture of Founder Shares	—	—	(740,000)	(74)	74	—	—

Class A common stock subject to possible redemption	(16,109,853)	(1,611)	—	—	(162,707,902)	—	(162,709,513)

Net loss	—	—	—	—	—	(18,897,292)	(18,897,292)
Balance – December 31, 2020	3,930,147	$393	5,010,000	$501	$23,896,401	$(18,897,292)	$5,000,003

The accompanying notes are an integral part of the financial statements.

RECHARGE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(18,897,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	18,347,920
Transaction costs associated with IPO	345,956
Interest earned on marketable securities held in Trust Account	(38,270)
Unrealized loss on marketable securities held in Trust Account	2,627
Changes in operating assets and liabilities:
Prepaid expenses	(156,325)
Accounts payable and accrued expenses	153,410
Income taxes payable	—
Net cash used in operating activities	(241,974)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(202,404,000)
Net cash used in investing activities	(202,404,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	196,392,000
Proceeds from sale of Private Placement Warrants	7,762,000
Proceeds from promissory note – related party	185,047
Payment of offering costs	(412,768)
Net cash provided by financing activities	203,951,279

Net Change in Cash	1,305,305
Cash – Beginning of period	—
Cash – End of period	$1,305,305

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$191,748,712
Change in value of Class A common stock subject to possible redemption	$(29,039,199)
Deferred underwriting fee payable	$7,014,000

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

The registration statement on Form S-1, as amended, for the Company’s Initial Public Offering was declared effective on September 30, 2020. On October 5, 2020, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,750,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to SKG Sponsor LLC (the “Sponsor”), generating gross proceeds of $7,750,000, which is described in Note 5.

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

RECHARGE ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares (as defined in Note 6) and Public Shares held by it in connection with the completion of a Business Combination, and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares (as defined in Note 6) if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants (including on October 5, 2020 and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

RECHARGE ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of October 5, 2020 (audited)
Total liabilities	$7,239,185	$10,472,500	$17,711,685
Class A common stock subject to possible redemption	191,358,710	(10,472,500)	180,886,210
Class A common stock	105	104	209
Additional paid-in capital	5,002,842	345,203	5,348,045
Accumulated deficit	(3,516)	(345,307)	(348,823)

Number of Class A common stock subject to possible redemption	18,946,407	(1,038,751)	17,946,270

Balance sheet as of December 31, 2020 (audited)
Total liabilities	$7,352,457	$28,839,300	$36,191,757
Class A common stock subject to possible redemption	191,548,813	(28,839,300)	162,709,513
Class A common stock	107	286	393
Additional paid-in capital	5,202,811	18,693,590	23,896,401
Accumulated deficit	(203,416)	(18,693,876)	(18,897,292)

Number of Class A common stock subject to possible redemption	18,965,229	(2,855,376)	16,109,853

Statement of Operations for period from July 7, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(203,416)	$(18,693,876)	$(18,897,292)
Weighted average shares outstanding of Class A redeemable common stock	18,985,021	(1,038,751)	17,946,270
Basic and diluted net loss per share, Class A	$—	$—	$—
Weighted average shares outstanding of non-redeemable common stock	5,518,380	528,633	6,047,013
Basic and diluted net loss per share, non-redeemable Common stock	$(0.04)	$(3.09)	$(3.13)

Statement of Cash Flows for period from July 7, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(203,416)	$(18,693,876)	$(18,897,292)
Change in fair value of warrant liability	—	18,347,920	18,347,920
Transaction costs associated with IPO	—	345,956	345,956
Change in value of Class A common stock subject to redemption	(199,899)	(28,839,300)	(29,039,199)

RECHARGE ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Loss Per Share

Net loss per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 17,782,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of loss per share for common shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable Class A shares as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on Class A non-redeemable share’s proportionate interest.

RECHARGE ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

For the Period from July 7, 2020(Inception) through December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$30,765
Unrealized loss on marketable securities held in Trust Account	(2,112)
Less: Company’s portion available to pay taxes	(28,653)
Net Income allocable to shares subject to redemption	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	17,946,270
Basic and diluted net income per share	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(18,897,292)
Less: Net income allocable to Class A common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(18,897,292)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	6,047,013
Basic and diluted net loss per share	$(3.13)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•       Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•       Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•       Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,040,000 Units, which includes the partial exercise by the underwriters of their over-allotment option on October 23, 2020 in the amount of 40,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 3,930,147 shares of Class A common stock issued and outstanding, excluding 16,109,853 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANT LIABILITY

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

NOTE 10. INCOME TAX

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

For the period from July 7, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $42,717.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Transaction costs allocable to warrant liabilities	(0.4)%
Change in fair value of warrant liability	(20.4)%
Change in valuation allowance	(0.2)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company's tax returns since inception remain open to examination by the taxing authorities. The Company considers Florida to be a significant state tax jurisdiction.

RECHARGE ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$202,439,643

Liabilities:
Warrant Liability – Public Warrants	1	$16,032,000
Warrant Liability – Private Placement Warrants	3	$12,807,300

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Public Warrants and Private Warrants were initially valued using a binomial lattice simulation model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Public and Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The key inputs into the binomial lattice simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement and at March 31, 2021:

Input	December 31, 2020	October 5, 2020 (Initial Measurement)
Risk-free interest rate	0.38%	0.37%
Trading days per year	252	252
Expected volatility	22.4%	12.6%
Exercise price	$11.50	$11.50
Stock Price	$10.19	$9.71

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of July 7, 2020 (inception)	$—	$—	$—
Initial measurement on October 5, 2020	4,572,500	5,900,000	10,472,500
Initial measurement on October 23, 2020 (over-allotment)	7,080	11,800	18,880
Change in valuation inputs or other assumptions	8,227,720	10,120,200	18,347,920
Fair value as of December 31, 2020	$12,807,300	$16,032,000	$28,839,300

There were transfers out of Level 3 to  Level 1 in the fair value hierarchy totaling $16,032,000 during the year ended December 31, 2021.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).
3.2	By Laws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-248651) filed with the SEC on September 8, 2020).
4.1	Warrant Agreement dated September 30, 2020 by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).
4.2*	Description of Securities.
10.1	Letter Agreement dated September 30, 2020 by and among the Registrant and its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).
10.2*	Amendment to the Promissory Note dated October 5, 2020, amending the original Promissory Note issued to the Sponsor on July 7, 2020.
10.3	Promissory Note, dated July 7, 2020, issued to the Sponsor (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-248651) filed with the SEC on September 8, 2020).
10.4	Investment Management Trust Agreement dated September 30, 2020 by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).
10.5	Registration Rights Agreement dated September 30, 2020 by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).
10.6	Securities Subscription Agreement, dated July 7, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-248651) filed with the SEC on September 8, 2020).
10.7	Warrant Subscription Agreement dated September 30, 2020 by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).
10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-248651) filed with the SEC on September 15, 2020).
10.9	Administrative Support Agreement dated September 30, 2020 by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).
14	Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-248651) filed with the SEC on September 15, 2020).
31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS*	XBRL Instance Document.
101. SCH*	XBRL Taxonomy Extension Schema.
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101. LAB*	XBRL Taxonomy Extension Label Linkbase.
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101. DEF*	XBRL Taxonomy Extension Definition Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Recharge Acquisition Corp.

Dated: June 29, 2021	By:	/s/ Anthony Kenney
Anthony Kenney
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rajesh Soin	Chairman	June 29, 2021
Rajesh Soin

/s/ Anthony Kenney	Chief Executive Officer and Director	June 29, 2021
Anthony Kenney	(Principal Executive Officer)

/s/ Michael Gearhardt	Chief Financial Officer	June 29, 2021
Michael Gearhardt	(Principal Financial and Accounting Officer)

/s/ Mitchell Steenrod	Director	June 29, 2021
Mitchell Steenrod

/s/ Donald Graber	Director	June 29, 2021
Donald Graber

/s/ John Bachman	Director	June 29, 2021
John Bachman