Form 10-Q
period 2021-06-30
Recharge Acquisition Corp.
filed 2021-08-13
CIK 1817786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 13, 2021, there were 20,040,000 shares of Class A common stock, par value $0.0001 per share, and 5,010,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

RECHARGE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

RECHARGE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$963,171	$1,305,305
Prepaid expenses	128,375	156,325
Total Current Assets	1,091,546	1,461,630

Cash and marketable securities held in Trust Account	202,487,731	202,439,643
TOTAL ASSETS	$203,579,277	$203,901,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$184,814	$153,410
Promissory note — related party	185,047	185,047
Total Current Liabilities	369,861	338,457

Warrant liability	14,658,860	28,839,300
Deferred underwriting fee payable	7,014,000	7,014,000
TOTAL LIABILITIES	22,042,721	36,191,757

Commitments and Contingencies

Class A common stock subject to possible redemption 17,466,369 and 16,109,853 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	176,536,552	162,709,513

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,573,631 and 3,930,147 shares issued and outstanding (excluding 17,466,369 and 16,109,853 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	257	393
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,010,000 shares issued and outstanding, at June 30, 2021 and December 31, 2020	501	501
Additional paid-in capital	10,069,498	23,896,401
Accumulated deficit	(5,070,252)	(18,897,292)
Total Stockholders’ Equity	5,000,004	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$203,579,277	$203,901,273

The accompanying notes are an integral part of the unaudited condensed financial statements.

RECHARGE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021

Formation and operational costs	$183,665	$401,626
Loss from operations	(183,665)	(401,626)

Other (expense) income:
Interest earned on marketable securities held in Trust Account	8,016	48,088
Unrealized loss on marketable securities held in Trust Account	(5,697)	—
Interest income - bank	72	138
Change in fair value of warrant liability	(889,100)	14,180,440
Total Other (expense) income, net	(886,709)	14,228,666

Net (loss) income	$(1,070,374)	$13,827,040

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	17,573,434	16,845,687
Basic and diluted net income per share, Class A Common stock subject to possible redemption	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,476,566	8,204,313
Basic and diluted net (loss) income per share, Non-redeemable common stock	$(0.14)	$1.69

The accompanying notes are an integral part of the unaudited condensed financial statements.

RECHARGE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

						Retained
					Additional	Earnings	Total
	Class A Common Stock		Class B Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2021	3,930,147	$393	5,010,000	$501	$23,896,401	$(18,897,292)	$5,000,003

Change in value of Class A common stock subject to possible redemption	(1,463,581)	(146)	—	—	(14,897,262)	—	(14,897,408)

Net income	—	—	—	—	—	14,897,414	14,897,414

Balance – March 31, 2021	2,466,566	$247	5,010,000	$501	$8,999,139	$(3,999,878)	$5,000,009

Change in value of Class A common stock subject to possible redemption	107,065	10	—	—	1,070,359	—	1,070,369

Net loss	—	—	—	—	—	(1,070,374)	(1,070,374)

Balance – June 30, 2021	2,573,631	$257	5,010,000	$501	$10,069,498	$(5,070,252)	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

RECHARGE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

Six Months
Ended
June 30,
2021
Cash Flows from Operating Activities:
Net income	$13,827,040
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(14,180,440)
Interest earned on marketable securities held in Trust Account	(48,088)
Changes in operating assets and liabilities:
Prepaid expenses	27,950
Accounts payable and accrued expenses	31,404
Net cash used in operating activities	(342,134)

Net Change in Cash	(342,134)
Cash – Beginning of period	1,305,305
Cash – End of period	$963,171

Non-Cash investing and financing activities:
Change in value of Class A Common stock subject to possible redemption	$13,827,039

The accompanying notes are an integral part of the unaudited condensed financial statements.

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Recharge Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 7, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company has not commenced any operations. All activity for the period from July 7, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on June 30, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for period ended December 31, 2021 or for any future periods.

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which are primarily invested in U.S. Treasury Bills.

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate for the periods presented differs from the expected (statutory) rates due to start-up costs not being currently deductible, the recording of full valuation allowances on deferred tax assets and permanent differences.

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 17,782,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable Class A shares as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on Class A non-redeemable share’s proportionate interest.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Class A Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$2,319	$48,088
Unrealized loss on marketable securities held in Trust Account	—	—
Less: Company’s portion available to pay taxes	(2,319)	(48,088)
Net Income allocable to shares subject to redemption	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	17,573,434	16,845,687
Basic and diluted net income per share, Class A Common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net (Loss) Income minus Net Earnings
Net (Loss) Income	$(1,070,374)	$13,827,040
Less: Net (loss) income allocable to Class A common stock subject to possible redemption	—	—
Non-Redeemable Net (Loss) Income	$(1,070,374)	$13,827,040
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,476,566	8,204,313
Basic and diluted net (loss) income per share, Non-redeemable common stock	$(0.14)	$1.69

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Promissory Note — Related Party

On July 7, 2020, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and is payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. This Promissory Note was subsequently amended on October 2, 2020 such that the entire unpaid principal balance is payable on the earlier of: (i) the consummation of an initial business combination or (ii) the Company’s liquidation, if the Company fails to consummate an initial business combination within the time period required by its amended and restated certificate of incorporation. The principal balance may be prepaid at any time. If the Company fails to consummate a business combination, the Promissory Note will be repaid with funds held outside the Trust account. As of June 30, 2021 and December 31, 2020, there was $185,047 outstanding under the Promissory Note.

Administrative Services Agreement

The Company entered into an agreement, commencing on September 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services. At June 30, 2021 and December 31, 2020, $90,000 and $30,000, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2021 and December 31, 2020, no amounts were outstanding under the working capital loans.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,014,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 2,573,631 and 3,930,147 shares of Class A common stock issued and outstanding, excluding 17,466,369 and 16,109,853 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,010,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment pursuant. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20%of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering, plus the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of founder shares will never occur on a less than one for one basis.

NOTE 8. WARRANT LIABILITY

At June 30, 2021 and December 31, 2020, there were 10,020,000 Public Warrants and 7,762,000 Private Placement Warrants outstanding.

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

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2021	2020
Assets:
Cash and marketable securities held in Trust Account	1	$202,487,731	$202,439,643

Liabilities:
Warrant Liability – Public Warrants	1	$8,216,400	$16,032,000
Warrant Liability – Private Placement Warrants	3	$6,442,460	$12,807,300

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The Public Warrants and Private Warrants were initially valued using a binomial lattice simulation model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the initial public offering (“IPO”) date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. For periods subsequent to the detachment of the warrants from the Units, November 23, 2020, the close price of the public warrant price was used as the fair value as of each relevant date.

The key inputs into the binomial lattice simulation model for the Private Placement Warrants were as follows at June 30, 2021 and at December 31, 2020:

Input	June 30, 2021	December 31, 2020
Risk-free interest rate	.81%	.38%
Trading days per year	252	252
Expected volatility	15.4%	22.4%
Exercise price	$11.50	$11.50
Stock Price	$9.80	$10.00

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$12,807,300	$16,032,000	$28,839,300
Change in fair value of warrant liability	(6,752,940)	(8,316,600)	(15,069,540)
Fair value as of March 31, 2021	6,054,360	7,715,400	13,769,760
Change in fair value of warrant liability	388,100	501,000	889,100
Fair value as of June 30, 2021	$6,442,460	$8,216,400	$14,658,860

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Overview

We are a blank check company formed under the laws of the State of Delaware on July 7, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt. We are an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $1,070,374, which consists of change in fair value of warrant liability of $889,100, and formation and operational costs of $183,665, and an unrealized loss on marketable securities held in Trust Account of $5,697 offset by interest earned on marketable securities held in the Trust Account of $8,016, interest income from bank accounts of $72.

For the six months ended June 30, 2021, we had net income of $13,827,040, which consists of change in fair value of warrant liability of $14,180,440, interest earned on marketable securities held in the Trust Account of $48,088, interest income from bank accounts of $138, offset by formation and operational costs of $401,626.

Liquidity and Capital Resources

On October 5, 2020, we consummated the Initial Public Offering of 20,000,000 Units, at $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,750,000 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $7,750,000.

On October 23, 2020, the underwriters partially exercised their over-allotment option, resulting in an additional 40,000 Units issued for total gross proceeds of $400,000. As a result of the underwriters’ election to partially exercise their over-allotment option a total of 10,000 Founders Shares are no longer subject to forfeiture and 740,000 Founders Shares were forfeited. In connection with the underwriters’ partial exercise of their over-allotment option, we also consummated the sale of an additional 12,000 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total proceeds of $12,000. A total of $404,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $202,404,000.

We incurred $11,434,768 in transaction costs, including $4,008,000 of underwriting fees, $7,014,000 of deferred underwriting fees and $412,768 of other costs.

For the six months ended June 30, 2021, cash used in operating activities was $342,134. Net income of $13,827,040 was affected by interest earned on marketable securities held in the Trust Account of $48,088 and the change in fair value of warrants of 14,180,440. Changes in operating assets and liabilities, used in operating activities of $59,354.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $202,487,731. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended June 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $963,171 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net income (loss) per common share, basic and diluted for and Class B non-redeemable common stock is calculated by dividing net income less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that a material weakness exists within our internal controls, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Annual Report on Form 10-K/A filed on June 30, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed on June 30, 2021, or in our final prospectus as filed for our IPO filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data
*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECHARGE ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ Anthony Kenney
	Name:	Anthony Kenney
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Michael Gearhardt
	Name:	Michael Gearhardt
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)