Form 10-Q
period 2021-09-30
Recharge Acquisition Corp.
filed 2021-11-16
CIK 1817786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 15, 2021, there were 20,040,000 shares of Class A common stock, par value $0.0001 per share, and 5,010,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

RECHARGE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 Restated	3
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 (Unaudited) and for the period from July 7,2020 (inception) through September 30,2020	4
Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2021 (Unaudited) and for the period from July 7, 2020 (inception) through September 30, 2020 (Unaudited) Restated	5
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 (Unaudited) and for the period from July 7,2020 (inception) through September 30, 2020	6
Notes to Condensed Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	26
Item 4. Controls and Procedures	26
Part II. Other Information
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
Part III. Signatures	30

PART I - FINANCIAL INFORMATION

RECHARGE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited) Restated (1)
ASSETS
Current assets
Cash	$829,199	$1,305,305
Prepaid expenses	91,999	156,325
Total Current Assets	921,198	1,461,630

Cash and marketable securities held in Trust Account	202,493,502	202,439,643
TOTAL ASSETS	$203,414,700	$203,901,273

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$368,360	$153,410
Promissory note — related party	185,047	185,047
Total Current Liabilities	553,407	338,457

Warrant liability	11,402,320	28,839,300
Deferred underwriting fee payable	7,014,000	7,014,000
TOTAL LIABILITIES	18,969,727	36,191,757

Commitments

Class A common stock subject to possible redemption; 20,040,000 shares at redemption value at September 30, 2021 and December 31, 2020	202,404,000	202,404,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,010,000 shares issued and outstanding, at September 30, 2021 and December 31, 2020	501	501
Additional paid-in capital	—	—
Accumulated deficit	(17,959,528)	(34,694,985)
Total Stockholders’ Deficit	(17,959,027)	(34,694,484)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$203,414,700	$203,901,273

The accompanying notes are an integral part of the unaudited condensed financial statements.

(1)As restated due to the review of the treatment of public shares subject to redemption (see Note 2).

RECHARGE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the
			Period from
			July 7,
		Nine Months	2020
	Three Months	Ended	(Inception)
	Ended	September	through
	September 30,	30,	September 30,
	2021	2021	2020

Formation and operational costs	$353,956	$755,582	$1,905
Loss from operations	(353,956)	(755,582)	(1,905)

Other income (loss) :
Interest earned on marketable securities held in Trust Account	13,444	61,532	—
Unrealized loss on marketable securities held in Trust Account	(7,673)	(7,673)	—
Interest income - bank	62	200	—
Change in fair value of warrant liabilities	3,256,540	17,436,980	—
Total other income, net	3,262,373	17,491,039	—

Net income (loss)	$2,908,417	$16,735,457	$(1,905)

Basic and diluted weighted average shares outstanding, Class A common stock	20,040,000	20,040,000	—
Basic and diluted net income per share, Class A common stock	$0.12	$0.67	$—

Basic and diluted weighted average shares outstanding, Class B common stock	5,010,000	5,010,000	5,000,000
Basic and diluted net income (loss) per share, Class B common stock	$0.12	$0.67	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

RECHARGE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED) RESTATED (1)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021 (1)	5,010,000	$501	$—	$(34,694,985)	$(34,694,484)

Accretion for Class A common stock to redemption amount	—	—	—	(31,412)	(31,412)

Net income	—	—	—	14,897,414	14,897,414

Balance – March 31, 2021 (1)	5,010,000	501	—	(19,828,983)	$(19,828,482)

Accretion for Class A common stock subject to redemption amount	—	—	—	8,774	8,774

Net loss	—	—	—	(1,070,374)	(1,070,374)

Balance – June 30, 2021 (1)	5,010,000	501	—	(20,890,583)	$(20,890,082)

Accretion for Class A common stock to redemption amount	—	—	—	22,638	22,638

Net income	—	—	—	2,908,417	2,908,417

Balance – September 30, 2021	5,010,000	$501	$—	$(17,959,528)	$(17,959,027)

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – July 7, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(1,905)	(1,905)
Balance – September 30, 2020	5,750,000	575	$24,425	$(1,905)	$23,095

The accompanying notes are an integral part of the unaudited condensed financial statements.

(1)As restated due to the review of the treatment of public shares subject to redemption (see Note 2).

RECHARGE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For The Period
		From July 7, 2020
	Nine Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$16,735,457	$(1,905)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(17,436,980)	—
Interest earned on marketable securities held in Trust Account	(61,532)	—
Unrealized loss on marketable securities held in Trust Account	7,673	—
Changes in operating assets and liabilities:
Prepaid expenses	64,326	(23,200)
Accounts payable and accrued expenses	214,950	—
Net cash used in operating activities	(476,106)	(25,105)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note - related party	—	38,878
Payment of offering costs	—	(37,500)
Net cash provided by financing activities	—	26,378

Net Change in Cash	(476,106)	1,273
Cash – Beginning of period	1,305,305	—
Cash – End of period	$829,199	$1,273

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$5,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company has not commenced any operations. All activity for the period from July 7, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully complete a Business Combination.

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares , without voting, and if they do vote , irrespective of whether they vote for or against the proposed Business Combination.

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

SEPTEMBER 30, 2021

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering it had improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

There has been no change in the Company’s total assets, liabilities or operating results.

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following tables.

	As Previously
Balance Sheet as of October 5, 2020 (audited)	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$180,886,210	$21,113,790	$202,000,000
Class A common stock	$209	$(209)	$—
Additional paid-in capital	$5,348,045	$(5,348,045)	$—
Accumulated deficit	$(348,823)	$(15,765,536)	$(16,114,359)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(21,113,790)	$(16,113,784)

Balance Sheet as of December 31, 2020 (audited)
Class A common stock subject to possible redemption	$162,709,513	$39,694,487	$202,404,000
Class A common stock	$393	$(393)	$—
Additional paid-in capital	$23,896,401	$(23,896,401)	$—
Accumulated deficit	$(18,897,292)	$(15,797,693)	$(34,694,985)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(39,694,487)	$(34,694,484)

Balance Sheet as of March 31, 2021
Class A common stock subject to possible redemption	$177,606,921	$24,828,491	$202,435,412
Class A common stock	$247	$(247)	$—
Additional paid-in capital	$8,999,139	$(8,999,139)	$—
Accumulated deficit	$(3,999,878)	$(15,829,105)	$(19,828,983)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(24,828,491)	$(19,828,482)

Balance Sheet as of June 30, 2021
Class A common stock subject to possible redemption	$176,536,552	$25,890,086	$202,426,638
Class A common stock	$257	$(257)	$—
Additional paid-in capital	$10,069,498	$(10,069,498)	$—
Accumulated deficit	$(5,070,252)	$(15,820,331)	$(20,890,583)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(25,890,086)	$(20,890,082)

Statement of Operations for the Period from July 7, 2020 (Inception) through December 31, 2020 (audited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	17,946,270	(8,100,168)	9,846,102
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$—	$(1.27)	$(1.27)
Basic and diluted weighted average shares outstanding, Class B common stock	6,047,013	(1,043,115)	5,003,898
Basic and diluted net loss per share, Class B common stock	$(3.13)	$1.86	$(1.27)

Statement of Operations for the Three Months Ended March 31, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	16,109,853	3,930,147	20,040,000

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$0.60	$0.60
Weighted average shares outstanding of Class B common stock	8,940,147	(3,970,147)	4,970,000
Basic and diluted net income per share, Class B common stock	$1.67	$(1.07)	$0.60

Statement of Operations for the Three Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	17,573,434	2,466,566	20,040,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$—	$(0.04)	$(0.04)
Basic and diluted weighted average shares outstanding, Class B common stock	7,476,566	(2,506,566)	4,970,000
Basic and diluted net loss per share, Class B common stock	$(0.14)	$0.10	$(0.04)

Statement of Operations for the Six Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	16,845,687	3,194,313	20,040,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$0.55	$0.55
Basic and diluted weighted average shares outstanding, Class B common stock	8,204,313	(3,234,313)	4,970,000
Basic and diluted net income per share, Class B common stock	$1.69	$(1.14)	$0.55

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from July 7, 2020 (Inception) through December 31, 2020 (audited)
Sale of 20,040,000 Units, net of underwriting discount	$181,257,332	$(181,257,332)	$—
Class A common stock subject to possible redemption	$(162,709,513)	$162,709,513	$—
Accretion for Class A common stock subject to redemption amount	$—	$(17,672,392)	$(17,672,392)
Total shareholders’ equity (deficit)	$5,000,003	$(39,694,487)	$(34,694,484)

Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021
Change in value of Class A common stock subject to possible redemption	$(14,897,408)	$14,897,408	$—
Accretion for Class A common stock subject to redemption amount	$—	$(31,412)	$(31,412)
Total shareholders’ equity (deficit)	$5,000,009	$(24,828,491)	$(19,828,482)

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Statement of Changes in Stockholders’ Equity (Decifit) for the Three Months Ended June 30, 2021
Change in value of Class A common stock subject to possible redemption	$1,070,369	$(1,070,369)	$—
Accretion for Class A common stock subject to redemption amount	$—	$8,774	$8,774
Total shareholders’ equity (deficit)	$5,000,004	$(25,890,086)	$(20,890,082)

Statement of Changes in Stockholders’ Equity (Decifit) for the Six Months Ended June 30, 2021
Change in value of Class A common stock subject to possible redemption	$(13,827,039)	$13,827,039	$—
Accretion for Class A common stock subject to redemption amount	$—	$(22,638)	$(22,638)
Total shareholders’ equity (deficit)	$5,000,004	$(25,890,086)	$(20,890,082)

Statement of Cash Flows for the Period from July 7, 2020 (Inception) through December 31, 2020 (audited)
Initial classification of Class A common stock subject to possible redemption	$181,257,332	$21,146,668	$202,404,000
Change in value of Class A common stock subject to possible redemption	$(29,039,199)	$29,039,199	$—

Statement of Cash Flows for the Three Months Ended March 31, 2021
Change in value of Class A common stock subject to possible redemption	$14,897,408	$(14,865,996)	$31,412

Statement of Cash Flows for the Six Months Ended June 30, 2021
Change in value of Class A common stock subject to possible redemption	$13,827,039	$(13,804,401)	$22,638

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was material to all previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements will need to be restated to report all public shares as temporary equity. As such the Company is reporting upon restating to those periods in this Quarterly Report.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on September 30, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for period ended December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30,2021 and December 31, 2020, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the Class A common stocks reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$202,404,000
Less:
Proceeds allocated to Public Warrants	(4,579,580)
Class A common stock issuance costs	(13,092,812)
Plus:
Accretion of carrying value to redemption value	17,672,392

Class A common stock subject to possible redemption	$202,404,000

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

and adjusts the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in the statements of operations.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a binomial lattice simulation model approach (see Note 10).

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate for the periods presented differs from the expected (statutory) rates due to start-up costs not being currently deductible, the recording of full valuation allowances on deferred tax assets and permanent differences.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,782,000 shares of Class A common stock in the aggregate. As of September 30, 2021, and December 21, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the net income (loss) of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented. The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

					For the Period July 7,
	Three Months Ended		Nine Months Ended		2020 (Inception) through
	September 30, 2021		September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$2,326,734	$581,683	$13,388,366	$3,347,091	$—	$(1,905)
Denominator:
Basic and diluted weighted average share outstanding	20,040,000	5,010,000	20,040,000	5,010,000	—	5,000,000
Basic and diluted net income (loss) per common share	$0.12	$0.12	$0.67	$0.67	$—	$0.00

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,040,000 Units, which includes the partial exercise by the underwriters of their over-allotment option on October 23, 2020 in the amount of 40,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 9).

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On July 22, 2020, the Sponsor purchased 5,750,000 shares of Class B common stock (the “Founder Shares”) for an aggregate consideration of $25,000. The Founder Shares included an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture by the Sponsor. As a result of the underwriters’ election to partially exercise their over-allotment option on October 23, 2020, a total of 10,000 Founder Shares are no longer subject to forfeiture and 740,000 Founder Shares were forfeited, resulting in an aggregate of 5,010,000 Founder Shares issued and outstanding.

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

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their common stock for cash, securities or other property.

Promissory Note — Related Party

On July 7, 2020, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and is payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. This Promissory Note was subsequently amended on October 2, 2020 such that the entire unpaid principal balance is payable on the earlier of: (i) the consummation of an initial business combination or (ii) the Company’s liquidation, if the Company fails to consummate an initial business combination within the time period required by its amended and restated certificate of incorporation. The principal balance may be prepaid at any time. If the Company fails to consummate a business combination, the Promissory Note will be repaid with funds held outside the Trust account. As of September 30, 2021 and December 31, 2020, there was $185,047 outstanding under the Promissory Note.

Administrative Services Agreement

The Company entered into an agreement, commencing on September 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees for these services. At September 30, 2021 and December 31, 2020, $120,000 and $30,000, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets. For the period from July 7, 2020 (inception) through September 30, 2020, the Company did not incur any fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2021 and December 31, 2020, no amounts were outstanding under the working capital loans.

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

SEPTEMBER 30, 2021

(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,014,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 30, 2020, there were 20,040,000 shares of common stock subject to possible redemption, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 5,010,000 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANT LIABILITY

At September 30, 2021 and December 31, 2020, there were 10,020,000 Public Warrants and 7,762,000 Private Placement Warrants outstanding.

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

SEPTEMBER 30, 2021

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

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2021	2020
Assets:
Cash and marketable securities held in Trust Account	1	$202,493,502	$202,439,643

Liabilities:
Warrant Liability – Public Warrants	1	$6,412,800	$16,032,000
Warrant Liability – Private Placement Warrants	3	$4,989,520	$12,807,300

RECHARGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The Public Warrants and Private Warrants were initially valued using a binomial lattice simulation model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the initial public offering (“IPO”) date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. For periods subsequent to the detachment of the warrants from the Units, November 23, 2020, the close price of the public warrant price was used as the fair value as of each relevant date. The private warrants were valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

The key inputs into the binomial lattice simulation model for the Private Placement Warrants were as follows at September 30, 2021 and at December 31, 2020:

	September 30,
Input	2021	December 31, 2020
Risk-free interest rate	0.87%	0.38%
Trading days per year	252	252
Expected volatility	13.0%	22.4%
Exercise price	$11.50	$11.50
Stock Price	$9.90	$10.19

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Warrant Liability -
Private Placement
Fair value as of January 1, 2021	$12,807,300
Change in fair value of warrant liability	(7,817,780)
Fair value as of September 30, 2021	$4,989,520

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2020, was $16,032,000. There were no changes between levels during the three months and six months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $2,908,417 which consists of change in fair value of warrant liability of $3,256,540, an unrealized loss on marketable securities held in Trust Account of $7,673, interest earned on marketable securities held in the Trust Account of $13,444, interest income from bank accounts of $62, offset by formation and operational costs of $353,956.

For the nine months ended September 30, 2021, we had net income of $16,735,457, which consists of change in fair value of warrant liability of $17,436,980, interest earned on marketable securities held in the Trust Account of $61,532, and interest income from bank accounts of $200, offset by formation and operational costs of $755,582.

For the period from July 7, 2020 (inception) through September 30, 2020, we had a net loss of $1,905, which consisted of formation and operational costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $476,106. Net income of $16,735,457 was affected by interest earned on marketable securities held in the Trust Account of $61,532 and the change in fair value of warrants of 17,436,980. Changes in operating assets and liabilities provided by operating activities of $279,276.

For the period from July 7, 2020 (inception) through September 30, 2020, cash used in operating activities was $25,105. Net loss of $1,905 was affected by changes in operating assets and liabilities which used $23,200 cash in operating activities.

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $202,493,502. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended September 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $829,199 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

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

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating net income (loss) per share. Accretion associated with the redeemable shares of Class A common shares is excluded from income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Other than described below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed on September 30, 2021, or in our final prospectus as filed for our IPO filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our management, our audit committee identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for our warrants and redeemable Class A common stock, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 5, 2020, we consummated the Initial Public Offering of 20,000,000 Units. On October 23, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, we sold an additional 40,000 Units. The Units sold in the Initial

Public Offering at an offering price of $10.00 per unit, generating total gross proceeds of $200,400,000. Raymond James & Associates, Inc. and Early Bird Capital, Inc. acted at joint book-running of managers the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1, as amended, (No. 333-248651). The Securities and Exchange Commission declared the registration statements effective on September 30, 2020.

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

RECHARGE ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Anthony Kenney
	Name:	Anthony Kenney
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Michael Gearhardt
	Name:	Michael Gearhardt
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)