Form 10-K/A
period 2020-12-31
Recharge Acquisition Corp.
filed 2021-12-20
CIK 1817786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 2)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A
(Title of class)

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧ No ☐

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

EXPLANATORY NOTE

Recharge Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 2 to the Annual Report on Form 10-K, or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the SEC”) on March 25, 2021, as amended on June 30, 2021, or the “Original Filing,” to restate our financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021, as amended on June 30, 2021, (the “Original Financial Statements”).

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its Class A common stock subject to possible redemption. The Company previously determined the value of such Class A common stock to be equal to the redemption value of such shares of Class A common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the shares of Class A common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of Class A common stock subject to possible redemption should reflect the possible redemption of all shares of Class A common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of Class A common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of Class A common stock.

As a result, on November 15, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, management and the audit committee of the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company has not amended its quarterly report on Form 10-Q filed on November 13, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, the Management Discussion & Analysis, Risk Factors, Item 9a and Item 8 have been updated to detail further disclosure of the effects and actions taken by management and the Board of Directors.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officers and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.

In addition our board member, John Bachman, is no longer a member of the board of directors of WEX Inc., (“Wex”) as of June 2021. Mr. Bachman’s resignation did not result from any disagreement with Wex on any matter relating to its operations, policies or practices.

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

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.
●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
●	Part II – Item 8. Financial Statements and Supplementary Data.
●	Part II – Item 9A. Controls and Procedures.
●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

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

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

Unless otherwise stated in this annual report, or the context otherwise requires, references to:

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“founder shares” are to shares of our Class B common stock held by our initial stockholders prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

v

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);
●	“management” or our “management team” are to our officers and directors;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our private placement warrants or executive officers or directors (or permitted transferees);
●	“sponsor” are to SKG Sponsor LLC, a Delaware limited liability company; Mr. Soin, our Chairman, is the managing member of our sponsor;
●	“trust account” are to the trust account in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, into which we deposited certain proceeds from our initial public offering and the sale of the private placement warrants;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchaser of the private placement warrants or its permitted transferees; and
●	“we,” “us,” “Company” or “our company” are to Recharge Acquisition Corp.

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team consists of:

●	Anthony Kenney, our Chief Executive Officer and a director, who previously worked for MPC for the past 43 years and recently retired as President of its Speedway division, which he led since 2005; and
●	Michael Gearhardt, our Chief Financial Officer, who has significant public company management experience having served as Executive Vice President, Chief Financial Officer of MTCT, Inc.

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

Business strategy

We are seeking our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from their operational, marketing and finance expertise. Our selection process will leverage Mr. Kenney’s broad and deep relationship network, unique industry experience and deal sourcing capabilities to access a wide spectrum of opportunities. This network has been developed over the past 20 years in executive positions at MPC and while managing Speedway to industry leading success. We believe that our management team will identify a business combination that will benefit from their experience, including their:

●	Long history of sourcing, structuring, acquiring, operating, developing, growing and financing businesses;
●	Significant integration experience implementing new technologies and systems to drive value and standardization;
●	Strong marketing and capital allocation decision-making to establish and maintain premium brand; and
●	Sound understanding of public company performance requirements and ability to guide private-to-public process.

Acquisition criteria

Our acquisition strategy will leverage Mr. Kenney’s network of long-standing relationships and industry contacts as well as inbound opportunities to source a business combination. Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. If the business we seek to acquire is directly in the retail convenience store channel, we will seek the following attributes:

●	Well established market presence with recognizable brand and reputation for quality service;
●	Platform with sufficient scale and geographic concentration from which to expand through acquisitions;
●	Generates stable free cash flow or has the potential to do so near term;
●	Generates returns well in excess of the cost of capital;

●	Easily identified cost savings that can be realized near term;
●	Modest capital requirements to refurbish locations to quality standards;
●	Can benefit from new technologies and systems to meaningfully enhance financial performance;
●	Quality management and personnel with ability to contribute to growth strategy; and
●	Would benefit from being publicly traded and having access to incremental growth capital.
●	Possesses a preponderance of convenience and fuel store locations that are well situated and in good condition; and
●	Portfolio of stores with sufficient scale to expand product offerings and maximize gross profit.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our public stockholders may not be afforded an opportunity to vote on our initial proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our sponsor contributed $25,000, or approximately $0.004 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	Our independent registered public accounting firm’s issuing a report containing an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers or their affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of a proposed business combination and reduce the public “float” of our securities.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets.
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated September 30, 2020, as the same may be updated from time to time.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we have identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. See ”Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company”, “us”, “our”, or “we” refer to Recharge Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

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

Restatement of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our Original Financial Statements. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

Warrant Liability (restated – Amendment 1, see Note 2)

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

Class A Common Stock Subject to Possible Redemption (restated – Amendment 2, see Note 2)

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

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) per Common Share (restated – Amendment 2, see Note 2)

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. We apply the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,782,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2020, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that a material weakness exists within our internal controls, solely due to a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, which resulted in the restatement of the Company’s financial statements as of December 31, 2020, as described in the Explanatory Note to this Amendment, and that our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for complex financial instruments, as described in Note 2 to the Notes to our Financial Statements. In light of the material weakness which resulted in the restatement of our Original Financial Statements included in this Amendment and Amendment 1, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

John Bachman has been our director since September 2020. After Mr. Bachman received his MBA from Harvard Business School in 1988, he became an Assurance Partner at PwC. As an Assurance Partner, Mr. Bachman led financial and accounting due diligence on deals. In 2004, Mr. Bachman was named the U.S. Strategy Leader for PwC. In this role, Mr. Bachman created a strategic planning process using a multi-faceted approach across the matrix organization focusing on business units, geographies, and industries. In 2007, Mr. Bachman was selected to be the Chief Operating Officer of PwC’s audit and risk management practice in the United States, which represented over 50% of PwC’s revenue. In addition to his career with PwC, Mr. Bachman has also served on the Board of Directors for four public companies: The Children’s Place from 2016 to present, WEX Inc. from 2016 to 2021, Grocery Outlet Holding Corp. from 2019 to present and SCANA Corporation from 2018 – 2019. We believe Mr. Bachman is well qualified to serve on our board due to his deep financial background and extensive experience in leadership roles.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2021 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

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

	Number of	Approximate
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned(2)	Common Stock
SKG Sponsor LLC (3)	5,010,000	20.0%
Rajesh Soin (3)	5,010,000	20.0%
Anthony Kenney (3)	—	—
Michael Gearhardt (3)	—	—
Mitchell Steenrod (3)	10,000	*
Donald Graber (3)	15,000	*
John Bachman (3)	—	—
All executive officers and directors as a group (six individuals)	5,010,000	20.0%
Adage Capital Partners, L.P. (4)	1,950,000	9.7%
Glazer Capital, LLC (5)	1,195,787	6.0%
*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1900 Main Street, Suite 201, Sarasota, FL 34236.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. The founder shares will convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.
(3)	Our sponsor is the record holder of such shares. Mr. Soin is the managing member of our sponsor, and as such, has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each of our officers and directors (or trusts for the benefit of their family members) holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	Based on a Schedule 13G jointly filed with the SEC on October 13, 2020 by Adage Capital Partners, L.P. (“ACP”) with respect to the shares of Class A common stock directly owned by it; Adage Capital Partners GP, L.L.C. (“ACPGP”), general partner of ACP, with respect to the shares of Class A common stock directly owned by ACP; Adage Capital Advisors, L.L.C. (“ACA”), managing member of ACPGP, with respect to the shares of Class A common stock directly owned by ACP; Robert Atchinson, managing member of ACA, with respect to the shares of Class A common stock directly owned by ACP; and Phillip Gross, managing member of ACA with respect to the shares of Class A common stock directly owned by ACP. ACP, ACPGP and ACA have shared voting and dispositive power over 1,950,000 shares of Class A common stock. ACP has the power to dispose of and the power to vote the shares of Class A common stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Neither ACPGP nor ACA directly own any shares of Class A common stock. ACPGP and ACA may be deemed to beneficially own the shares owned by ACP. Messrs. Atchinson and Gross have shared voting and dispositive power over 1,950,000 shares of Class A common stock. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the shares of Class A common stock beneficially owned by ACP. Neither Mr. Atchinson nor Mr. Gross directly own any shares of Class A common stock. Each of Mr. Atchinson and Mr. Gross may be deemed to beneficially own the shares beneficially owned by ACP. The business address of each of ACP, ACPGP, ACA, Mr. Atchinson and Mr. Gross is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.
(5)	Based on a Schedule 13G jointly filed with the SEC on February 16, 2021 by Glazer Capital, LLC (“Glazer Capital”) and Paul J. Glazer with respect to shares of Class A common stock held by certain funds and managed accounts to which Glazer Capital serves as investment manager. Mr. Glazer serves as the managing member of Glazer Capital. The business address of each of Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, NY 10019.

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

Policy for Approval of Related Party Transactions

We have adopted a written policy relating to the approval or ratification of  ”related party transactions”. A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) $120,000 in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

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

37

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

38

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Melville, NY

March 25, 2021 except for the effects of the restatement discussed in Notes 2 and 11 – Amendment 1, as to which the date is June 29, 2021 and Note 2 – Amendment 2, as to which the date is December 17, 2021.

RECHARGE ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(AS RESTATED – see Note 2)

ASSETS
Current Assets
Cash	$1,305,305
Prepaid expenses	156,325
Total Current Assets	1,461,630

Cash and marketable securities held in Trust Account	202,439,643
TOTAL ASSETS	$203,901,273

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$153,410
Promissory note – related party	185,047
Total Current Liabilities	338,457

Warrant Liability	28,839,300
Deferred underwriting payable	7,014,000
Total Liabilities	36,191,757

Commitments

Class A common stock subject to possible redemption 20,040,000 shares at redemption value	202,404,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding (excluding 20,040,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,010,000 shares issued and outstanding	501
Additional paid-in capital	—
Accumulated deficit	(34,694,985)
Total Stockholders’ Deficit	(34,694,484)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$203,901,273

The accompanying notes are an integral part of the financial statements.

RECHARGE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – see Note 2)

Formation and operating costs	$239,059
Loss from operations	(239,059)

Other loss:
Change in fair value of warrant liability	(18,347,920)
Transaction costs allowable to warrant liabilities	(345,956)
Interest earned on marketable securities held in Trust Account	38,270
Unrealized loss on marketable securities held in Trust Account	(2,627)
Other loss, net	(18,658,233)

Loss before provision for income taxes	(18,897,292)
Net loss	$(18,897,292)

Basic and diluted weighted average shares outstanding, Class A common stock	9,846,102

Basic and diluted net loss per share, Class A common stock	$(1.27)

Basic and diluted weighted average shares outstanding, Class B common stock	5,003,898

Basic and diluted net loss per share, Class B common stock	$(1.27)

The accompanying notes are an integral part of the financial statements.

RECHARGE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – see Note 2)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – July 7, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock	—	—	5,750,000	575	24,425	—	25,000

Accretion for Class A common stock to redemption amount	—	—	—	—	(1,874,699)	(15,797,693)	(17,672,392)

Sale of 7,762,000 Private Placement Warrants (cash proceeds in excess of fair value)	—	—	—	—	1,850,200	—	1,850,200

Forfeiture of Founder Shares	—	—	(740,000)	(74)	74	—	—

Net loss	—	—	—	—	—	(18,897,292)	(18,897,292)
Balance – December 31, 2020	—	$—	5,010,000	$501	$—	$(34,694,985)	$(34,694,484)

The accompanying notes are an integral part of the financial statements.

RECHARGE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – see Note 2)

Cash Flows from Operating Activities:
Net loss	$(18,897,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	18,347,920
Transaction costs associated with IPO	345,956
Interest earned on marketable securities held in Trust Account	(38,270)
Unrealized loss on marketable securities held in Trust Account	2,627
Changes in operating assets and liabilities:
Prepaid expenses	(156,325)
Accounts payable and accrued expenses	153,410
Income taxes payable	—
Net cash used in operating activities	(241,974)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(202,404,000)
Net cash used in investing activities	(202,404,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	196,392,000
Proceeds from sale of Private Placement Warrants	7,762,000
Proceeds from promissory note – related party	185,047
Payment of offering costs	(412,768)
Net cash provided by financing activities	203,951,279

Net Change in Cash	1,305,305
Cash – Beginning of period	—
Cash – End of period	$1,305,305

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$202,404,000
Deferred underwriting fee payable	$7,014,000

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Amendment 1

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

RECHARGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of December 31, 2020
Total liabilities	$7,352,457	$28,839,300	$36,191,757
Class A common stock subject to possible redemption	191,548,813	(28,839,300)	162,709,513
Class A common stock	107	286	393
Additional paid-in capital	5,202,811	18,693,590	23,896,401
Accumulated deficit	(203,416)	(18,693,876)	(18,897,292)

Number of Class A common stock subject to possible redemption	18,965,229	(2,855,376)	16,109,853

Statement of Operations for period from July 7, 2020 (inception) to December 31, 2020
Net loss	$(203,416)	$(18,693,876)	$(18,897,292)
Weighted average shares outstanding of Class A redeemable common stock	18,985,021	(1,038,751)	17,946,270
Basic and diluted net loss per share, Class A	$—	$—	$—
Weighted average shares outstanding of non-redeemable common stock	5,518,380	528,633	6,047,013
Basic and diluted net loss per share, non-redeemable Common stock	$(0.04)	$(3.09)	$(3.13)

Statement of Cash Flows for period from July 7, 2020 (inception) to December 31, 2020
Net loss	$(203,416)	$(18,693,876)	$(18,897,292)
Change in fair value of warrant liability	—	18,347,920	18,347,920
Transaction costs associated with IPO	—	345,956	345,956
Change in value of Class A common stock subject to redemption	(199,899)	(28,839,300)	(29,039,199)

RECHARGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Amendment 2

In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

RECHARGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

There has been no change in the Company’s total assets, liabilities or operating results.

	As Previously
	Restated	Adjustment	As Restated
Balance Sheet as of December 31, 2020
Class A common stock subject to possible redemption	$162,709,513	$39,694,487	$202,404,000
Class A common stock	$393	$(393)	$—
Additional paid-in capital	$23,896,401	$(23,896,401)	$—
Accumulated deficit	$(18,897,292)	$(15,797,693)	$(34,694,985)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(39,694,487)	$(34,694,484)
Number of Class A common stock subject to possible redemption	16,109,853	3,930,147	20,040,000

Statement of Operations for the Period from July 7, 2020 (Inception) through December 31, 2020
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	17,946,270	(8,100,168)	9,846,102
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$—	$(1.27)	$(1.27)
Basic and diluted weighted average shares outstanding, Class B common stock	6,047,013	(1,043,115)	5,003,898
Basic and diluted net loss per share, Class B common stock	$(3.13)	$1.86	$(1.27)

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from July 7, 2020 (Inception) through December 31, 2020
Sale of 20,040,000 Units, net of underwriting discount	$184,731,608	$(184,731,608)	$—
Class A common stock subject to possible redemption	$(162,709,513)	$162,709,513	$—
Accretion for Class A common stock subject to redemption amount	$—	$(17,672,392)	$(17,672,392)
Total shareholders’ equity (deficit)	$5,000,003	$(39,694,487)	$(34,694,484)

Statement of Cash Flows for the Period from July 7, 2020 (Inception) through December 31, 2020
Initial classification of Class A common stock subject to possible redemption	$191,748,712	$10,655,288	$202,404,000
Change in value of Class A common stock subject to possible redemption	$(29,039,199)	$29,039,199	$—

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

RECHARGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Class A Common Stock Subject to Possible Redemption (Restated, Amendment 2 – see Note 2)

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2020, the ordinary shares reflected in the balance sheet are reconciled in the following table:

RECHARGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Gross proceeds	$202,404,000
Less:
Proceeds allocated to Public Warrants	(4,579,580)
Class A common stock issuance costs	(13,092,812)
Plus:
Accretion of carrying value to redemption value	17,672,392
Class A common stock subject to possible redemption	$202,404,000

Warrant Liability (Restated, Amendment 1 – see Note 2)

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

Net Loss Per Share (Restated, Amendment 1 – see Note 2)

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Net Income (Loss) per Common Share (Restated, Amendment 2 - see Note 2 )

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,782,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

RECHARGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Period from July 7, 2020 (Inception)
	Through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(12,528,607)	$(6,367,685)
Denominator:
Basic and diluted weighted average shares outstanding	9,846,102	5,003,898
Basic and diluted net loss per common share	$(1.27)	$(1.27)

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

Fair Value Measurements (Restated – see Note 2, Amendment 1)

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

RECHARGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Promissory Note — Related Party

On July 7, 2020, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and is payable on the earlier of (i) March 31,2021 or (ii) the consummation of the Initial Public Offering. This Promissory Note was subsequently amended on October 2, 2020 such that the entire unpaid principal balance is payable on the earlier of: (i) the consummation of an initial business combination or (ii) the Company’s liquidation, if the Company fails to consummate an initial business combination within the time period required by its amended and restated certificate of incorporation. The principal balance may be prepaid at any time. If the Company fails to consummate a business combination, the Promissory Note will be repaid with funds held outside the Trust account. As of December 31, 2020, there was $185,047 outstanding under the Promissory Note.

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

RECHARGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 8. STOCKHOLDERS’ DEFICIT (Restated – see Note 2, Amendment 2)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were no shares of Class A common stock issued and outstanding, excluding 20,040,000 shares of Class A common stock subject to possible redemption and classified as temporary equity.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

RECHARGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31,
2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Transaction costs allocable to warrant liabilities	(0.4)%
Change in fair value of warrant liability	(20.4)%
Change in valuation allowance	(0.2)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers Florida to be a significant state tax jurisdiction.

NOTE 11. FAIR VALUE MEASUREMENTS (Restated – see Note 2, Amendment 1)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2020
Assets:
Cash and marketable securities held in Trust Account	1	$202,439,643

Liabilities:
Warrant Liability – Public Warrants	1	$16,032,000
Warrant Liability – Private Placement Warrants	3	$12,807,300

RECHARGE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

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

The key inputs into the binomial lattice simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement and at March 31, 2021:

		October 5,
		2020
	December 31,	(Initial
Input	2020	Measurement)
Risk-free interest rate	0.38%	0.37%
Trading days per year	252	252
Expected volatility	22.4%	12.6%
Exercise price	$11.50	$11.50
Stock Price	$10.19	$9.71

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of July 7, 2020 (inception)	$—	$—	$—
Initial measurement on October 5, 2020	4,572,500	5,900,000	10,472,500
Initial measurement on October 23, 2020 (over-allotment)	7,080	11,800	18,880
Change in valuation inputs or other assumptions	8,227,720	10,120,200	18,347,920
Fair value as of December 31, 2020	$12,807,300	$16,032,000	$28,839,300

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

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on June 30, 2021).
10.1

Letter Agreement dated September 30, 2020 by and among the Registrant and its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2020).

10.2

Amendment to the Promissory Note dated October 5, 2020, amending the original Promissory Note issued to the Sponsor on July 7, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on June 30, 2021).

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

14	Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-248651) filed with the SEC on September 15, 2020).
31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS*	Inline XBRL Instance Document.
101. SCH*	Inline XBRL Taxonomy Extension Schema.
101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101. LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
101. DEF*	Inline XBRL Taxonomy Extension Definition Document.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Recharge Acquisition Corp.

Dated: December 17, 2021	By:	/s/ Anthony Kenney
Anthony Kenney
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rajesh Soin	Chairman	December 17, 2021
Rajesh Soin

/s/ Anthony Kenney	Chief Executive Officer and Director	December 17, 2021
Anthony Kenney	(Principal Executive Officer)

/s/ Michael Gearhardt	Chief Financial Officer	December 17, 2021
Michael Gearhardt	(Principal Financial and Accounting Officer)

/s/ Mitchell Steenrod	Director	December 17, 2021
Mitchell Steenrod

/s/ Donald Graber	Director	December 17, 2021
Donald Graber

/s/ John Bachman	Director	December 17, 2021
John Bachman